Form 10-K
period 2007-12-31
CITIGROUP MORTGAGE LOAN TRUST 2007-AMC2
filed 2008-03-31
CIK 1389858

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-138237-08

      Citigroup Mortgage Loan Trust 2007-AMC2
      (exact name of issuing entity as specified in its charter)

      Commission file number of Registrant: 333-138237

      Citigroup Mortgage Loan Trust Inc.
      (exact name of the depositor as specified in its charter)

      Citigroup Global Markets Realty Corp.
      (exact name of the sponsor as specified in its charter)



  Delaware                                01-0791848
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  390 Greenwich Street
  14th Floor
   New York, NY                                10013
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 723-6766



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

  On February 18, 2008, GMAC Mortgage, LLC transferred servicing of the mortgage loans serviced by it to Citi Residential Lending Inc.

          Citi Residential Lending Inc., a Delaware corporation, is a mortgage company engaged in the business of originating, purchasing, servicing and selling retail and wholesale sub-prime mortgage loans secured by one- to four family residences. Citi Residential Lending is a wholly owned subsidiary of CitiBank, N.A. On September 1, 2007, Citi Residential Lending obtained its servicing portfolio and the assets required to servicing the portfolio through an asset purchase of the assets of AMC Mortgage Services, Inc. which acted as the Sub-Servicer for the Master Servicer, Ameriquest Mortgage Company.

         Citi Residential Lending has approval as a seller/servicer for Freddie Mac and Fannie Mae.

  Loan Servicing.

         Citi Residential Lending services all of the mortgage loans it originates which are portfolio retained and continues to service a majority of its loans that have been sold to investors. Citi Residential Lending also services loans acquired by its affiliate Citi Global Markets and Banking. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, and supervising foreclosure in the event of unremedied defaults. Citi Residential Lending's servicing activities are audited periodically by applicable regulatory authorities. Certain financial records of Citi Residential Lending relating to its loan servicing activities are reviewed annually as part of the audit of Citi Residential Lending's financial statements conducted by its independent accountants.

  Collection Procedures; Delinquency and Loss Experience.

         When a mortgagor fails to make a required payment on a residential mortgage loan, Citi Residential Lending attempts to cause the deficiency to be cured by corresponding or making telephone contact with the mortgagor. Pursuant to Citi Residential Lending's customary procedures for residential mortgage loans serviced by it for its own account, Citi Residential Lending generally mails a notice of intent to foreclose to the mortgagor within ten days after the loan has become 31 days past due (two payments due but not received) and upon expiration of the notice of intent to foreclose, generally one month thereafter, if the loan remains delinquent, typically institutes appropriate legal action to foreclose on the property securing the loan. If foreclosed, the property is sold at a public or private sale. Citi Residential Lending typically enters a bid based upon an analysis of the property value, estimated marketing and carrying costs and presence of junior liens, which may be equal to or less than the full amount owed. In the event the property is acquired at the foreclosure sale by Citi Residential Lending it is placed on the market for sale through local real estate brokers experienced in the sale of similar properties.

  Citi Residential Lending Residential Loan Servicing Portfolio--Retail Originations

         The following table sets forth the delinquency and loss experience of the prior servicer AMC Mortgage Services for December 2004, December 2005 and December 2006 and of the current servicer Citi Residential for December 2007 for residential (one- to four-family) retail first lien mortgage loans.


                                                         At December 31,                  At December 31,
                                                       2004           2005               2006           2007
                                                                     (Dollars in Thousands)
Total Outstanding Principal Balance..........     $ 39,725,751   $ 42,605,629       $ 28,484,310   $ 19,956,508
Number of Loans..............................          267,604        287,905            196,456        139,141
DELINQUENCY
Period of Delinquency:
31-60 Days
         Principal Balance...................     $    598,542   $    866,024       $    774,060   $    643,723
         Number of Loans.....................            4,994          6,749              5,785          4,645
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.......           1.51%          2.03%              2.72%          3.23%
         Delinquency as a Percentage
           of Number of Loans................            1.87%          2.34%              2.94%          3.34%
61-90 Days
         Principal Balance...................     $    331,491   $    466,017       $    395,580   $    348,830
         Number of Loans.....................            2,757          3,688              2,916          2,471
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.......           0.83%          1.09%              1.39%          1.75%
         Delinquency as a Percentage
           of Number of Loans................            1.03%          1.28%              1.48%          1.78%
91 Days or More
         Principal Balance...................     $  1,464,824   $  1,810,826       $  2,084,463   $  2,351,930
         Number of Loans.....................           12,919         15,214             15,721         16,286
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.......           3.69%          4.25%              7.32%         11.79%
         Delinquency as a Percentage
           of Number of Loans................            4.83%          5.28%              8.00%         11.70%
Total Delinquencies:
         Principal Balance...................     $  2,392,587   $  3,142,868       $  3,254,103   $  3,344,483
         Number of Loans.....................           20,670         25,651             24,422         23,402
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.......           6.02%          7.38%             11.42%         16.76%
         Delinquency as a Percentage
           of Number of Loans................            7.72%          8.91%             12.43%         16.82%
FORECLOSURES PENDING(1)
         Principal Balance...................     $  1,122,392   $  1,159,814       $  1,576,785   $  1,805,214
         Number of Loans.....................            9,804          9,610             11,740         12,367
         Foreclosures  Pending as a  Percentage
          of Total Outstanding Principal Balance         2.83%          2.72%              5.54%          9.05%
         Foreclosures  Pending as a  Percentage
          of Number of Loans..................           3.66%          3.34%              5.98%          8.89%
NET LOAN LOSSES for the
  Period (2).................................     $    151,988   $    193,490       $    329,189   $    446,458
NET LOAN LOSSES as a Percentage of Total
 Outstanding Principal Balance...............            0.43%          0.46%              0.91%          1.90%



  (1) Includes mortgage loans which are in foreclosure but as to which title to the mortgaged property has not been acquired, at the end of the period indicated. Foreclosures pending are included in the delinquencies set forth above.

  (2)  The net loan loss for any such loan is equal to the difference between
       (a) the principal balance plus accrued interest through the date of liquidation plus all liquidation expenses related to such loan and
       (b) all amounts received in connection with the liquidation of such loan.



  Citi Residential Lending Residential Loan Servicing Portfolio--Wholesale Originations

         The following table sets forth the delinquency and loss experience of the prior servicer AMC Mortgage Services for December 2004, December 2005 and December 2006 and of the current servicer Citi Residential for December 2007 for residential (one- to four-family) wholesale first lien mortgage loans serviced by Citi Residential Lending that were originated or purchased by Ameriquest Mortgage Company, either directly, or through its affiliates, Argent Mortgage Company, L.L.C. and Olympus Mortgage Company:


                                                                At December 31,                  At December 31,
                                                       2004           2005               2006           2007
                                                                     (Dollars in Thousands)
Total Outstanding Principal Balance............   $ 40,606,293   $ 32,535,569       $ 35,915,533   $ 22,502,125
Number of Loans................................        238,319        184,855            185,766        120,759
DELINQUENCY
Period of Delinquency:
31-60 Days
         Principal Balance.....................   $    513,072   $   6 28,665       $  1,012,004   $  1,032,747
         Number of Loans.......................          3,412          4,072              5,433          5,418
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.........         1.26%          1.93%              2.82%          4.59%
         Delinquency as a Percentage
           of Number of Loans..................          1.43%          2.20%              2.92%          4.49%
61-90 Days
         Principal Balance.....................   $    272,164   $    341,549       $    591,377   $    675,230
         Number of Loans.......................          1,789          2,297              3,048          3,360
         Delinquency  as a Percentage  of Total
         Outstanding Principal Balance.........          0.67%          1.05%              1.65%          3.00%
         Delinquency as a Percentage
           of Number of Loans..................          0.75%          1.24%              1.64%          2.78%
91 Days or More
         Principal Balance.....................   $  1,011,432   $  1,122,948       $  2,447,243   $  3,806,453
         Number of Loans.......................          7,032          8,235             13,546         18,564
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.........         2.49%          3.45%              6.81%         16.92%
         Delinquency as a Percentage
           of Number of Loans..................          2.95%          4.45%              7.29%         15.37%
Total Delinquencies:
         Principal Balance.....................   $  1,796,668   $  2,093,162       $  4,050,624   $  5,514,429
         Number of Loans.......................         12,233         14,604             22,027         27,342
         Delinquency  as a Percentage  of Total
          Outstanding Principal Balance.........         4.42%          6.43%             11.28%         24.51%
         Delinquency as a Percentage
           of Number of Loans..................          5.13%          7.90%             11.86%         22.64%
FORECLOSURES PENDING(1)
         Principal Balance.....................   $    788,469   $    749,763       $  1,967,497   $  2,963,559
         Number of Loans.......................          5,453          5,390             10,755         14,297
         Foreclosures  Pending as a  Percentage
          of Total Outstanding Principal Balance         1.94%          2.30%              5.48%         13.17%
         Foreclosures  Pending as a  Percentage
          of Number of Loans....................         2.29%          2.92%              5.79%         11.84%
NET LOAN LOSSES for the
  Period (2)...................................   $     47,076   $    130,511       $    261,917   $    565,718
NET  LOAN  LOSSES  as  a  Percentage  of  Total
Outstanding Principal Balance..................          0.14%          0.37%              0.75%          2.01%


  (1) Includes mortgage loans which are in foreclosure but as to which title to the mortgaged property has not been acquired. Foreclosures pending are included in the delinquencies set forth above.

  (2)  The net loan loss for any such loan is equal to the difference between
       (a) the principal balance plus accrued interest through the date of liquidation plus all liquidation expenses related to such loan and
       (b) all amounts received in connection with the liquidation of such loan.



         As of December 31, 2007, 5,858 one- to four-family residential properties relating to loans in Citi Residential Lending's retail servicing portfolio and 9,244 one- to four-family residential property relating to loans in Citi Residential Lending's wholesale servicing portfolio had been acquired through foreclosure or deed in lieu of foreclosure and were not liquidated.

         The delinquency and loss experience percentages set forth above in the immediately preceding tables are calculated on the basis of the total mortgage loans serviced as of the end of the periods indicated. The actual delinquency percentages with respect to the Mortgage Loans may be expected to be substantially higher than the delinquency percentages indicated above because the composition of the Mortgage Loans will not change. There can be no assurance that the delinquency and loss experience of the Mortgage Loans will correspond to the loss experience of Citi Residential Lending's servicing portfolio set forth in the foregoing tables. The statistics shown above represent the delinquency and loss experience for the prior servicer, Ameriquest Mortgage Company through its affiliate sub-servicer, AMC Mortgage Services, total servicing portfolio only for the periods presented, whereas the aggregate delinquency and loss experience on the Mortgage Loans will depend on the results obtained over the life of the Trust. Citi Residential Lending's servicing portfolio includes mortgage loans with payment and other characteristics that are not representative of the payment and other characteristics of the Mortgage Loans. A substantial number of the Mortgage Loans may also have been originated based on underwriting guidelines that are less stringent than those generally applicable to the servicing portfolio reflected in the foregoing table due to changes in the underwriting standards used by the Ameriquest Mortgage Company or its affiliates from time to time. If the residential real estate market should experience an overall decline in property values, the actual rates of delinquencies, foreclosures and losses could be higher. In addition, adverse economic conditions (which may or may not affect real property values) may affect the timely payment by mortgagors of scheduled payments of principal and interest on the Mortgage Loans and, accordingly, the actual rates of delinquencies, foreclosures and losses with respect to the Mortgage Loans.

  Citi Residential Lending Loan Servicing Portfolio-- Advances

         Citi Residential Lending in connection with securitization transactions has complied with and fulfilled all of its advancing obligations since obtaining the portfolio on September 1, 2007.





                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.


               Substitute Information Provided in Accordance with General Instruction J(2) to Form 10-K.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Citibank, N.A. provides an interest rate cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate cap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Related to the Depositor and the Issuing Entity

On March 19, 2008, a complaint was filed with the Supreme Court of the State of New york, County of Nassau, against Citigroup Mortgage Loan Trust 2007-AMC2 and the Depositor by the City of Ann Arbor Employees' Retirement System, individually and on behalf of all other similarly situated. The complaint alleges violations of Section 11 of the Securities Act of 1933 based on various omissions and misstatements in the Registration Statement, the Prospectus and the Prospectus Supplement with respect to the mortgage loans underlying the transaction.

Legal Proceedings Relating to Ocwen Loan Servicing, LLC ("Ocwen")

Ocwen, as successor in interest to Ocwen Federal Bank, and Ocwen Financial Corporation are defendants in several potential class action lawsuits challenging Ocwen's mortgage servicing practices. To date, no such lawsuit has been certified by any court as a class action. On April 13, 2004, these lawsuits were consolidated in a single proceeding in the United States District Court for the District of Illinois under caption styled: Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. Ocwen believes that its servicing practices comply with legal requirements and is vigorously defending against such lawsuits. Ocwen is also subject to various other routine pending litigation in the ordinary course of its business. While the outcome of litigation is always uncertain, Ocwen's management is of the opinion that the resolution of any of these claims and lawsuits will not have a material adverse effect on the results of its operations or financial condition or its ability to service the Mortgage Loans.

On February 9, 2006, a trial court in Galveston, Texas entered judgment in the amount of $1.8 million in compensatory and statutory damages and attorneys' fees against Ocwen in favor of a plaintiff borrower whose mortgage loan was serviced by Ocwen. The plaintiff brought the claims under the Texas Deceptive Trade Practices Act and other state statutes and common law generally alleging that Ocwen engaged in improper loan servicing practices. Ocwen believes that the judgment is against the weight of evidence and contrary to law and that the attorneys' fees award, which comprises $1.1 million of the judgment should be reduced as impermissibly excessive. Ocwen appealed the decision and will continue to vigorously defend this matter.

On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, "ABFS") alleging various improper activities and conduct that have harmed ABFS. Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations. Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.

The litigation which had an initial judgment against Ocwen rendered on February 9, 2006, in a trial court in Galveston, Texas concluded with a final settlement on January 16, 2008. There are no further updates to the disclosure of legal proceedings previously provided in the prospectus.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

On February 18, 2008, GMAC Mortgage, LLC transferred servicing of the mortgage loans serviced by it to Citi Residential Lending Inc. ("CRL") at which time, CRL became the successor servicer of the mortgage loans under the Pooling and Servicing Agreement, dated March 1, 2007, among Citigroup Mortgage Loan Trust Inc. as depositor, Ocwen Loan Servicing, LLC, GMAC Mortgage, LLC and Countrywide Home Loans Servicing LP as servicers and U.S. Bank National Association as trustee. CRL is an affiliate of the depositor, the sponsor, the underwriter and the interest rate cap provider.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).



Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', GMAC Mortgage Company, LLC, Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement, dated as of March 1, 2007, among Citigroup Mortgage Loan Trust Inc., as depositor, Ocwen Loan Servicing, LLC,
   GMAC Mortgage, LLC, and Countrywide Home Loans Servicing LP, as servicers, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as originally filed with the Commission on April 17, 2007).

  (10) Incorporated by reference as Exhibit 4.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Citibank, N.A as Custodian
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.6 Ocwen Loan Servicing, LLC as Servicer
    33.7 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Citibank, N.A as Custodian
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.6 Ocwen Loan Servicing, LLC as Servicer
    34.7 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.2 Ocwen Loan Servicing, LLC as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator



   (b) Exhibits identified in paragraph (a) above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Citigroup Mortgage Loan Trust 2007-AMC2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Joshua Kelly
   Joshua Kelly, Vice President
   (Senior officer in charge of the servicing function of the master servicer)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of March 1, 2007, among Citigroup Mortgage Loan Trust Inc., as depositor, Ocwen Loan Servicing, LLC, GMAC Mortgage, LLC, and Countrywide Home Loans Servicing LP, as servicers, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as originally filed with the Commission on April 17, 2007).

   (10) Incorporated by reference as Exhibit 4.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Citibank, N.A as Custodian
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    33.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.6 Ocwen Loan Servicing, LLC as Servicer
    33.7 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Citibank, N.A as Custodian
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen
    Loan Servicing, LLC
    34.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.6 Ocwen Loan Servicing, LLC as Servicer
    34.7 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator


   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.2 Ocwen Loan Servicing, LLC as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
